Form 10-K
CD ACQUISITION CORP
filed 2001-04-16
CIK 1127834

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2000

                      Commission file number 000-31917

                         C. D. Acquisition Corp., Incorporated
           (Exact name of registrant as specified in its charter)

Nevada                                            74-2974411
------------                                      -----------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

506 SOUTH 15th STREET
BISMARCK, N.D.                                    58504
-----------------------------                     -----------------
(Address of principal executive offices)          (zip code)


                Issuer's Telephone Number:    (972) 293-2424

       Securities registered under Section 12(b) of the Exchange Act:
                                    None

       Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $.001 par value
                              (Title if Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2000, was 5,000,000 shares, held by approximately 1 stockholder.

ITEM 1.   DESCRIPTION OF BUSINESS

      We were incorporated on September 29, 2000 under the laws of the State of Nevada to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder.

     We registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We intend to file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10- KSB.

      We will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

      No assurances can be given that the we will be successful in locating or negotiating with any target company.

      The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company with a class of registered securities.

      There are certain perceived benefits to being a reporting company. These are commonly thought to include the following:

      *     increased visibility in the financial community;
      * provision of information required under Rule 144 for trading of eligible securities;
      * compliance with a requirement for admission to quotation on the OTC Bulletin Board maintained by Nasdaq or on the
            Nasdaq SmallCap Market;
      *     the facilitation of borrowing from financial institutions;
      *     improved trading efficiency;
      *     shareholder liquidity;
      *     greater ease in subsequently raising of capital;
      * compensation of key employees through stock options for which there may be a market valuation;
      *     enhanced corporate image.

      There are also certain perceived disadvantages to being a reporting company. These are commonly thought to include the following:

      *     requirement for audited financial statements;
      *     required publication of corporate information;
      * required filings of periodic and episodic reports with the Securities and Exchange Commission;
      * increased rules and regulations governing management, corporate activities and shareholder relations.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

     Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

     A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholder will no longer be in our control. In addition, it is likely that the our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

     As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if we have subsequently filed a Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for stockholder and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

ITEM 2.   DESCRIPTION OF PROPERTY

We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3.   LEGAL PROCEEDINGS

     There is no litigation pending or threatened by or against us

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no public market for our securities. We do not intend to trade our securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence we will cause our common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if we then meet the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.



     The proposed business activities described herein classify us as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan described herein. Accordingly, our stockholder has agreed that he will not sell or otherwise transfer his shares of our common stock except in connection with or following completion of a merger or acquisition and we have no longer classified as a blank check company.

     There is currently one stockholder of our outstanding common stock.

     During the past three years, we have issued securities which were not registered as follows:



                                 Number of
 Date            Name            Shares          Consideration

 10/02/2000      Les Beastrom    5,000,000       Founder & Services
                                                 Performed During
                                                 Incorporation


With  respect to the share issue made to Mr.  Beastrom  the Company  relied upon
Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     We were formed to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our original stockholder, we have not commenced any operational activities.

     We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.



     We will not restrict our search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

     A business combination with a target business will normally involve the transfer to the target business of the majority of our common stock, and the substitution by the target business of its own management and board of directors.

     We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Our officer and director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     Our audit reflects the fact that we have no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

     Our stockholder has agreed that they will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no minimum or maximum amount such stockholder will advance to us. We will not borrow any funds for the purpose of repaying advances made by such stockholder, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-8 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Our Director and Officer is as follows:

Name                       Age              Position and Offices Held
------------------------------------------------------------------
Les Beastrom               46               President, Secretary, Director

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

      Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Les Beastrom haas been employed by J.H. Kelly Co. of Longview Wa. since 1994 as a pipe welder supervisor. His duties have included site project supervision, quality control, and project progress reports. For the past 20 years Mr. Beastrom has been a member of the Plumbers and Stemfitters Local # 300.

PREVIOUS BLANK CHECK COMPANIES

      The Company's President, Les Beastrom has not been involved with other blank check companies in the past.

CURRENT BLANK CHECK COMPANIES

      Les Beastrom, the president of the Company, is not currently involved in other blank check companies.

CONFLICTS OF INTEREST

      Les Beastrom, the Company's sole officer and director, expects to organize other companies of a similar nature and with a similar purpose as the Company. Consequently, there could be potential inherent conflicts of interest in acting as an officer and director of the Company. In addition, insofar as Mr. Beastrom would be engaged in other business activities, he may devote only a portion of his time to the Company's affairs.

      A conflict may arise in the event that another blank check company with which Mr. Beastrom would be affiliated also would actively seek a target company. It is anticipated that target companies will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies or, in the case of blank check companies formed on the same date, alphabetically. However, other blank check companies may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation. However, Mr. Beastrom's beneficial and economic interest in all blank check companies with which he would be involved would be identical to this one.

     Mr. Beastrom is currently a fulltime employee of J.H. Kelly Co. where he is a pipe fitter welder supervisor. As such, demands may be placed on the time of Mr. Beastrom which will detract from the amount of time she is able to devote to the Company. Mr. Beastrom intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Beastrom would not attend to other matters prior to those of the Company. Mr. Beastrom estimates that the business plan of the Company can be implemented in theory by devoting approximately 10 to 25 hours per month over the course of several months but such figure cannot be stated with precision.

   The terms of a business combination may include such terms as Mr. Beastrom remaining a director or officer of the Company and/or the continuing consulting or invesment banking for the prospective merger candidate. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Beastrom for the purchase or retirement of all or part of its common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Beastrom would directly benefit from such employment or payment. Such benefits may influence Mr. Beastrom's choice of a target company.

      The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management of the Company or any affiliates or associates have any interest, direct or indirect.

      There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company.


ITEM 10.  EXECUTIVE COMPENSATION

     Our officer and director does not receive any compensation for his services rendered, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial stockholder and, possibly, in other ways.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.



                                       Amount of
                                       Beneficial              Percentage
Beneficial Owner                       Ownership               of Class


Les Beastrom (1)                       5,000,000               100%

All Executive Officers and
Directors and control persons as a
Group (1Person)                        5,000,000               100%



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has one Director and Officer as follows:



 Name                 Age              Positions and Offices Held


Les Beastrom          46               President, Secretary,  Director




ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

3.1* Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on November 8, 2000, and incorporated herein by reference.


3.2* By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on November 8, 2000, and incorporated herein by reference.



-------------------------------
*    Previously filed
**   Filed herewith

(b) There were no reports on Form 8-K filed by the Company during the year ended December 31, 2000.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              C.D. ACQUISITION CORP

                              By:_/s/ Les Beastrom
                                   Les Beastrom, President

Dated:    April 9, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE              DATE

/s/Les Beastrom
Les Beastrom                   Director            April 9, 2001


































































                              C.D. ACQUISITION CORP
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                              C.D. ACQUISITION CORP
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS





CONTENTS


                                                                PAGE

INDEPENDENT AUDITORS' REPORT                                    F-1

BALANCE SHEET                                                   F-2

STATEMENT OF OPERATIONS                                         F-3

STATEMENT OF STOCKHOLDER'S EQUITY                               F-4

STATEMENT OF CASH FLOWS                                         F-5

NOTES TO FINANCIAL STATEMENTS                                   F-6-F-8

                          INDEPENDENT AUDITORS' REPORT




TO THE BOARD OF DIRECTORS OF C.D. ACQUISITION CORP.:

We have audited the accompanying balance sheet of C.D. Acquisition Corp. (A Development Stage Company) as of December 31, 2000 and the related statements of operations, stockholder's equity and cash flows for the period from September 29, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.D. Acquisition Corp. as of December 31, 2000 and the results of its operations and its cash flows for the period from September 29, 2000 (inception) to December 31, 2000 in conformity with generally accepted accounting principles.




                                        MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                                    Certified Public Accountants

New York, New York
March 15, 2001

                             C.D. ACQUISITION CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2000




     ASSETS                                                    $         -
                                                               ===============

     LIABILITIES AND STOCKHOLDER'S EQUITY
          Liabilities                                          $         -
                                                               ---------------

     STOCKHOLDER'S EQUITY
     Common Stock, $0.001 par value;
         25,000,000 shares authorized,
          5,000,000 shares issued and outstanding                     5,000
     Additional paid-in capital                                         500
     Deficit accumulated during
        the development stage                                        (5,500)
                                                                ---------------
        Total stockholder's equity                                       -
                                                                ---------------

                 Total liabilities and stockholder's equity
                                                                $         -
                                                                ===============



















The accompanying notes are an integral part of these financial statements.

                             C.D. ACQUISITION CORP.
                          (A Development Stage Company)
                            STATEMENT OF OPERATIONS
                     FOR THE PERIOD FROM SEPTEMBER 29, 2000
                        (INCEPTION) TO DECEMBER 31, 2000






     Revenue                                                      $         -

     General and administrative expenses                                 5,500
                                                                 ---------------

     Loss from operations before provision for income taxes            ( 5,500)

     Provision for income taxes                                             -
                                                                 ---------------

     Net loss                                                        $ ( 5,500)
                                                                 ===============

     Net loss per share - basic and diluted                        $         -
                                                                 ===============

     Weighted average number of common shares
      outstanding                                                     5,000,000
                                                                 ===============














The accompanying notes are an integral part of these financial statements.

                             C.D. ACQUISITION CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
               SEPTEMBER 29, 2000 (INCEPTION) TO DECEMBER 31, 2000


                                                                                            Deficit
                                                                                            Accumulated
                                                                               Additional   During the
                                                                               Paid-in      Development
                                                     Shares        Amount      Capital      Stage         Total
                                                    ---------------------------------------------------------------------
    .............................................
Balance, September 29, 2000 .....................   - $                 --     $     --     $     --      $     --

Issuance of shares for services - October 2, 2000                               5,000,000        5,000         5,000
                                                                                            ----------    ----------

Expenses paid by shareholder ....................                                                                500
                                                                        --           --           --             500

Net loss ........................................          --           --           --         (5,500)       (5,500)
                                                                                                          ----------

Balance, December 31, 2000 ......................   5,000,000 $        5,000   $      500   $   (5,500)   $     --
                                                                                                          ==========


























The accompanying notes are an integral part of these financial statements.

                             C.D. ACQUISITION CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
               SEPTEMBER 29, 2000 (INCEPTION) TO DECEMBER 31, 2000




     CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                               $   (5,500)
          Stock issued for services                                   5,000
          Expenses paid by shareholder                                  500
                                                                ---------------
     NET CASH USED IN OPERATING ACTIVITIES                                -


     CASH AND CASH EQUIVALENTS - September 29, 2000                       -
                                                                ---------------

     CASH AND CASH EQUIVALENTS -December 31, 2000
     Net loss per share - basic and diluted                      $         -
                                                                ===============


     SUPPLEMENTAL INFORMATION:
         During the initial period September 29 to December 31, 2000, the Company paid no cash for interest or income taxes.






















The accompanying notes are an integral part of these financial statements.

                             C.D. ACQUISITION CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of Operations
C.D. Acquisition Corp. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Nevada on September 29, 2000.

                    Use of Estimates
                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                    Cash and Cash Equivalents
                    The  Company   considers  all  highly   liquid   investments
                    purchased with original maturities of three months or less to be cash equivalents.

                    Income Taxes
                    Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for
                    Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

                    Earnings Per Share
                    The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2000, the Company has no securities that would effect loss per share if they were to be dilutive.

                    Comprehensive Income
                    SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

                             C.D. ACQUISITION CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 2 -          INCOME TAXES

                    The components of the provision for income taxes for the period from September 29, 2000 (inception) to December 31, 2000 are as follows:

                     Current Tax Expense
                         U.S. Federal                           $           -
                         State and Local                                    -
                                                                --------------
                     Total Current                                          -
                                                                --------------

                     Deferred Tax Expense
                         U.S. Federal                                       -
                         State and Local                                    -
                                                                --------------
                     Total Deferred                             _           -
                                                                 -------------

                     Total Tax Provision (Benefit) from
                      Continuing Operations                     $           -
                                                                =============

                    The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                    Federal Income Tax Rate                              34.0%
                    Effect of Valuation Allowance                   (   34.0)%
                                                                   ---------
                    Effective Income Tax Rate                             0.0%
                                                                  ===========

                    At December 31, 2000, the Company had net carryforward losses of $5,500. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

                    Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 are as follows:

                    Deferred Tax Assets
                    Loss Carryforwards                             $    1,900

                     Less:  Valuation Allowance                    (    1,900)
                                                                  -----------
                     Net Deferred Tax Assets                   $            -
                                                               ==============

                    Net operating loss carryforwards expire in 2020.

                             C.D. ACQUISITION CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 3 -            COMMON STOCK

                    On October 2, 2000, the Company issued 5,000,000 shares of common stock for services valued at $5,000.