Form 10QSB
period 2001-06-30
CD ACQUISITION CORP
filed 2001-08-27
CIK 1127834

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended: June 30, 2001

                      Commission file number  000-31895

                         C.D. ACQUISITION CORPORATION
             (Exact name of registrant as specified in its charter)

                 Nevada                              74-2974411
               ------------                       -----------------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification No.)


            506 South 15th Street
            Bismarck, N.D.                       58504
      ----------------------------         -----------------
  (Address of principal executive offices)      (zip code)

              Issuer's Telephone Number:    (972) 293-2424

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

    As of June 30, 2001, there were 5,000,000 shares of common stock outstanding.






ITEM 1. FINANCIAL STATEMENTS

                        C.D. ACQUISITION CORPORATION
                        (A Development Stage Company)
                               BALANCE SHEET


                                            June 30,    December 31,
                                             2001          2000
                                           --------      ---------
                                          (Unaudited)

ASSETS                                     $      -      $       -
                                           --------      ---------
LIABILITIES AND STOCKHOLDER'S EQUITY
     Liabilities                           $      -      $       -
                                           --------      ---------

STOCKHOLDER'S EQUITY
Common Stock, $0.001 par value;
 25,000,000 shares authorized,
 5,000,000 shares issued and outstanding      5,000          5,000
Additional paid-in capital                    1,600            500
Deficit accumulated during
 The development stage                       (6,600)        (5,500)
                                           --------      ---------
Total stockholder's equity                        -              -
                                           --------      ---------

Total liabilities and stockholder's equity $      -      $       -
                                           --------      ---------















The accompanying notes are an integral part of these financial statements.

                      C.D. ACQUISITION CORPORATION
                      (A Development Stage Company)
                         STATEMENT OF OPERATIONS



                                                           September 29,
                                                               2000
                                  Six Months  Three Months (Inception)
                                     Ended       Ended          to
                                    June 30,    June 30,     June 30,
                                      2001        2001         2001
                                  ----------  ------------  ----------
                                  (Unaudited)  (Unaudited)  (Unaudited)

Revenue                            $       -    $        -   $       -

General and administrative
  Expenses                             1,100           600       6,600
                                   ---------  ------------   ---------
Loss from operations before
  Provision for income taxes          (1,100)         (600)     (6,600)

Provision for income taxes                 -             -           -
                                   ---------  ------------   ---------
Net Loss                            $ (1,100)   $     (600)   $ (6,600)
                                   ---------  ------------   ---------
Net loss per share - basic and
   Diluted                          $      -    $        -    $      -
                                   ---------  ------------   ---------
Weighted average number of common
   Shares outstanding              5,000,000     5,000,000   5,000,000
                                   ---------  ------------   ---------

















The accompanying notes are an integral part of these financial statements.
                        C.D. ACQUISITION CORPORATION
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS


                                                          September 29,
                                            Six Months       2000
                                              Ended      (Inception) to
                                             June 30,       June 30,
                                               2001          2001
                                             ---------    ----------
                                            (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                   $  (1,100)    $  (6,600)
  Stock issued for services                          -         5,000
  Expenses paid by shareholder                   1,100         1,600
                                             ---------    ----------
NET CASH USED IN OPERATING ACTIVITES                 -             -


CASH AND CASH EQUIVALENTS -
   beginning of period                               -             -
                                             ---------    ----------
CASH AND CASH EQUIVALENTS -
   June 30,2001                              $       -     $       -
                                             ---------    ----------


SUPPLEMENTAL INFORMATION:
   During the period September 29, 2000 (inception) to June 30, 2001, the Company paid no cash for interest or income taxes.



















The accompanying notes are an integral part of these financial statements.
                       C.D. ACQUISITION CORPORATION
                        (A Development Stage Company)
                      STATEMENT OF STOCKHOLDER'S EQUITY
                SEPTEMBER 29, 2000 (INCEPTION) TO JUNE 30, 2001


                                                     Deficit
                                                   Accumulated
                                        Additional  During the
                         Common Stock     Paid-in  Development
                        Shares   Amount   Capital     Stage     Total
                        ------- -------  --------- -----------  ------
Balance, September 29,
  2000                        -  $     -  $       -  $       -  $    -
Issuance of shares
  For services -
  October 2, 2000     5,000,000    5,000          -          -   5,000
Expenses paid by
  Shareholder                 -        -        500          -     500
Net loss                      -        -          -     (5,500) (5,500)
                        ------- --------  --------- ----------  -------
Balance, December 31,
  2000                5,000,000  $ 5,000  $     500  $  (5,500) $    -

Expense paid by
  Shareholder (unaudited)     -        -      1,000          -   1,100

Net loss (unaudited)          -        -          -     (1,100) (1,100)
                        ------- --------  --------- ----------  -------
Balance, June 30,
  2001 (unaudited)    5,000,000 $  5,000  $   1,600  $  (6,600) $    -
                       -------- --------  --------- ----------  -------


















The accompanying notes are an integral part of these financial statements.






                        C.D. ACQUISITION CORPORATION
                        (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 2001



NOTE 1 -   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES

           Nature of Operations
           --------------------
           C.D. ACQUISITION CORPORATION (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Nevada on September 29, 2000.

           Interim Financial Information
           -----------------------------
           The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.









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

                        C.D. ACQUISITION CORPORATION

                        By: /s/Les Beastrom
                               --------------
                               Les Beastrom, President


Dated:   August 21, 2001
5